Form 10-K
period 2023-12-31
Benchmark 2020-B16 Mortgage Trust
filed 2024-03-18
CIK 1797288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Kings Plaza Mortgage Loan, the Starwood Industrial Portfolio Mortgage Loan and the 510 East 14th Street Mortgage Loan and the special servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 and the 510 East 14th Street Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to July 6, 2023 and the primary servicer of the Bellagio Hotel and Casino Mortgage Loan, the 1633 Broadway Mortgage Loan, the 650 Madison Avenue Mortgage Loan and the 181 West Madison Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 650 Madison Avenue Mortgage Loan, the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan, which constituted approximately 5.0%, 3.9% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 650 Madison Avenue Mortgage Loan from January 1, 2023 to September 17, 2023. As a result, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

3650 REIT Loan Servicing LLC is the special servicer of the 650 Madison Avenue Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 650 Madison Avenue Mortgage Loan from September 18, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

K-Star Asset Management LLC is the special servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 and the 510 East 14th Street Mortgage Loan on and after May 10, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j))

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Bellagio Hotel and Casino Mortgage Loan, the 1633 Broadway Mortgage Loan, the Starwood Industrial Portfolio Mortgage Loan, the 510 East 14th Street Mortgage Loan, the 181 West Madison Mortgage Loan, the Kings Plaza Mortgage Loan, the 650 Madison Avenue Mortgage Loan, the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Starwood Industrial Portfolio Mortgage Loan, the 510 East 14th Street Mortgage Loan, the Kings Plaza Mortgage Loan and the 650 Madison Avenue Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 and K-Star Asset Management LLC as special servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 and the 510 East 14th Street Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023, the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         KeyBank National Association, as Special Servicer prior to July 6, 2023

33.3         Argentic Services Company LP, as Special Servicer on and after July 6, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3500 Lacey Mortgage Loan (see Exhibit 33.1)

33.10       KeyBank National Association, as Special Servicer of the 3500 Lacey Mortgage Loan prior to July 6, 2023 (see Exhibit 33.2)

33.11       Argentic Services Company LP, as Special Servicer of the 3500 Lacey Mortgage Loan on and after July 6, 2023 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the 3500 Lacey Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the 3500 Lacey Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the 3500 Lacey Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 33.1)

33.17       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 33.2)

33.18       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.2)

33.24       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

33.25       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.6)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.29       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.30       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023

33.31       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

33.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan

33.36       LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 33.30)

33.37       Wilmington Trust, National Association, as Trustee of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Citibank, N.A., as Custodian of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 33.33)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the 490-504 Myrtle Avenue Mortgage Loan

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

33.41       U.S. Bank National Association, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 33.34)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.35)

33.43       LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.30)

33.44       Wilmington Trust, National Association, as Trustee of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Citibank, N.A., as Custodian of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.33)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.39)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.40)

33.48       U.S. Bank National Association, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.34)

33.49       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.2)

33.50       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.24)

33.51       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 33.39)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.56       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan

33.57       Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.39)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 33.1)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.63       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023

33.64       Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 33.5)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 33.39)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.68       KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 33.2)

33.69       Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 33.24)

33.70       Wells Fargo Bank, National Association, as Trustee of the 181 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the 181 West Madison Mortgage Loan (see Exhibit 33.5)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the 181 West Madison Mortgage Loan (see Exhibit 33.6)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.76       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 33.63)

33.77       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.39)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         KeyBank National Association, as Special Servicer prior to July 6, 2023

34.3         Argentic Services Company LP, as Special Servicer on and after July 6, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3500 Lacey Mortgage Loan (see Exhibit 34.1)

34.10       KeyBank National Association, as Special Servicer of the 3500 Lacey Mortgage Loan prior to July 6, 2023 (see Exhibit 34.2)

34.11       Argentic Services Company LP, as Special Servicer of the 3500 Lacey Mortgage Loan on and after July 6, 2023 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the 3500 Lacey Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the 3500 Lacey Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the 3500 Lacey Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 34.1)

34.17       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 34.2)

34.18       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.2)

34.24       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

34.25       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.6)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.29       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.30       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023

34.31       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

34.32       Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.34       U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan

34.36       LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 34.30)

34.37       Wilmington Trust, National Association, as Trustee of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Citibank, N.A., as Custodian of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 34.33)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the 490-504 Myrtle Avenue Mortgage Loan

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

34.41       U.S. Bank National Association, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 34.34)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.35)

34.43       LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.30)

34.44       Wilmington Trust, National Association, as Trustee of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Citibank, N.A., as Custodian of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.33)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.39)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.40)

34.48       U.S. Bank National Association, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.34)

34.49       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.2)

34.50       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.24)

34.51       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 34.39)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.56       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan

34.57       Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.39)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 34.1)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.63       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023

34.64       Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 34.5)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 34.39)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.68       KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 34.2)

34.69       Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 34.24)

34.70       Wells Fargo Bank, National Association, as Trustee of the 181 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the 181 West Madison Mortgage Loan (see Exhibit 34.5)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the 181 West Madison Mortgage Loan (see Exhibit 34.6)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.76       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 34.63)

34.77       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.39)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         KeyBank National Association, as Special Servicer prior to July 6, 2023

35.3         Argentic Services Company LP, as Special Servicer on and after July 6, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3500 Lacey Mortgage Loan (see Exhibit 35.1)

35.7         KeyBank National Association, as Special Servicer of the 3500 Lacey Mortgage Loan prior to July 6, 2023 (see Exhibit 35.2)

35.8         Argentic Services Company LP, as Special Servicer of the 3500 Lacey Mortgage Loan on and after July 6, 2023 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 35.1)

35.10       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 35.2)

35.11       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (see Exhibit 35.3)

35.12       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 35.2)

35.13       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.14       KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.2)

35.15       LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 18, 2023 (Omitted. See Explanatory Notes.)

35.16       3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 18, 2023 (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan

35.18       LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 35.17)

35.20       LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.2)

35.22       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.13)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.24       CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 510 East 14th Street Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.27       K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.28       KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 35.2)

35.29       Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 35.13)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.32       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 18, 2024