Form 10-K
period 2025-12-31
Benchmark 2020-B16 Mortgage Trust
filed 2026-03-24
CIK 1797288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Giant Anchored Portfolio Mortgage Loan and the 490-504 Myrtle Avenue Mortgage Loan prior to March 1, 2025.  As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 490-504 Myrtle Avenue Mortgage Loan, the Giant Anchored Portfolio Mortgage Loan, the Starwood Industrial Portfolio Mortgage Loan, the 510 East 14th Street Mortgage Loan, the Kings Plaza Mortgage Loan and the 650 Madison Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont LLC as primary servicer of the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan on and after March 1, 2025, LNR Partners, LLC as special servicer of the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 and Green Loan Services LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont LLC as primary servicer of the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan on and after March 1, 2025, LNR Partners, LLC as special servicer of the 490-504 Myrtle Avenue Mortgage Loan and the Giant Anchored Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Starwood Industrial Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 and Green Loan Services LLC as special servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 and K-Star Asset Management LLC as special servicer of the Kings Plaza Mortgage Loan and the 510 East 14th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

33.23      Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.4)

33.24      Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.5)

33.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26      KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.20)

33.27      3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

33.28      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

33.29      Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.31      U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.32      Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan prior to March 1, 2025

33.33       Trimont LLC, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.34      LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.35      Wilmington Trust, National Association, as Trustee of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Citibank, N.A., as Custodian of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 33.30)

33.37      Pentalpha Surveillance LLC, as Operating Advisor of the 490-504 Myrtle Avenue Mortgage Loan

33.38      CoreLogic Solutions, LLC, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

33.39      U.S. Bank National Association, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

33.40      Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.41       Trimont LLC, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.42      LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.43      Wilmington Trust, National Association, as Trustee of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44      Citibank, N.A., as Custodian of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.30)

33.45      Pentalpha Surveillance LLC, as Operating Advisor of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.37)

33.46      CoreLogic Solutions, LLC, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.38)

33.47      U.S. Bank National Association, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 33.39)

33.48      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.20)

33.49      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.21)

33.50      Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.51      Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.4)

33.52      Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 33.37)

33.53      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.54      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.55      CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan

33.56      Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.58      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 33.37)

33.59      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 33.1)

33.61      K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan

33.62      Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 33.4)

33.64      Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 33.37)

33.65      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.66      KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 33.20)

33.67      Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 33.21)

33.68      Wells Fargo Bank, National Association, as Trustee of the 181 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

33.69      Wells Fargo Bank, National Association, as Custodian of the 181 West Madison Mortgage Loan (see Exhibit 33.4)

33.70      Park Bridge Lender Services LLC, as Operating Advisor of the 181 West Madison Mortgage Loan (see Exhibit 33.5)

33.71      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.73      K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.61)

33.74      Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.75      Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.4)

33.76      Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.37)

33.77      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.23      Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.4)

34.24      Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.5)

34.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26      KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.20)

34.27      3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

34.28      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

34.29      Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.31      U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.32      Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan prior to March 1, 2025

34.33       Trimont LLC, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.34      LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.35      Wilmington Trust, National Association, as Trustee of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Citibank, N.A., as Custodian of the 490-504 Myrtle Avenue Mortgage Loan (see Exhibit 34.30)

34.37      Pentalpha Surveillance LLC, as Operating Advisor of the 490-504 Myrtle Avenue Mortgage Loan

34.38      CoreLogic Solutions, LLC, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

34.39      U.S. Bank National Association, as Servicing Function Participant of the 490-504 Myrtle Avenue Mortgage Loan

34.40      Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.41       Trimont LLC, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.42      LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.43      Wilmington Trust, National Association, as Trustee of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44      Citibank, N.A., as Custodian of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.30)

34.45      Pentalpha Surveillance LLC, as Operating Advisor of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.37)

34.46      CoreLogic Solutions, LLC, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.38)

34.47      U.S. Bank National Association, as Servicing Function Participant of the Giant Anchored Portfolio Mortgage Loan (see Exhibit 34.39)

34.48      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.20)

34.49      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.21)

34.50      Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.51      Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.4)

34.52      Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan (see Exhibit 34.37)

34.53      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.54      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.55      CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan

34.56      Wells Fargo Bank, National Association, as Trustee of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      Wells Fargo Bank, National Association, as Custodian of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.58      Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 34.37)

34.59      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 34.1)

34.61      K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan

34.62      Wells Fargo Bank, National Association, as Trustee of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the 510 East 14th Street Mortgage Loan (see Exhibit 34.4)

34.64      Pentalpha Surveillance LLC, as Operating Advisor of the 510 East 14th Street Mortgage Loan (see Exhibit 34.37)

34.65      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.66      KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 34.20)

34.67      Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 34.21)

34.68      Wells Fargo Bank, National Association, as Trustee of the 181 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

34.69      Wells Fargo Bank, National Association, as Custodian of the 181 West Madison Mortgage Loan (see Exhibit 34.4)

34.70      Park Bridge Lender Services LLC, as Operating Advisor of the 181 West Madison Mortgage Loan (see Exhibit 34.5)

34.71      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.73      K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.61)

34.74      Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.75      Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.4)

34.76      Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.37)

34.77      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.8        Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan (see Exhibit 35.2)

35.9        KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.10      Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.11      KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.9)

35.12      3650 REIT Loan Servicing LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan prior to September 5, 2025 (Omitted. See Explanatory Notes.)

35.13      Green Loan Services LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan on and after September 5, 2025 (Omitted. See Explanatory Notes.)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan prior to March 1, 2025

35.15       Trimont LLC, as Primary Servicer of the 490-504 Myrtle Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.16      LNR Partners, LLC, as Special Servicer of the 490-504 Myrtle Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.17      Wells Fargo Bank, National Association, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.14)

35.18       Trimont LLC, as Primary Servicer of the Giant Anchored Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.19      LNR Partners, LLC, as Special Servicer of the Giant Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.9)

35.21      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.10)

35.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.23      CWCapital Asset Management LLC, as Special Servicer of the Starwood Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 510 East 14th Street Mortgage Loan (see Exhibit 35.1)

35.25      K-Star Asset Management LLC, as Special Servicer of the 510 East 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.26      KeyBank National Association, as Primary Servicer of the 181 West Madison Mortgage Loan (see Exhibit 35.9)

35.27      Situs Holdings, LLC, as Special Servicer of the 181 West Madison Mortgage Loan (see Exhibit 35.10)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.29      K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 23, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 23, 2026